Form 10-K
period 1999-12-31
CALLABLE ZERO COUPON TRUST CERT SERIES 1997 TVA 2
filed 2000-07-14
CIK 1059487

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Fiscal Year Ended:                                   Commission file number:
  December 31, 1999                                                033-73438-11


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

               Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 1999: Not Applicable.

               Number of shares of common stock outstanding as of December 31, 1999: Not Applicable.

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

Date: July 13, 2000



                                THE BANK OF NEW YORK AS TRUSTEE, FOR CALLABLE ZERO COUPON TRUST CERTIFICATES
                                SERIES 1997-TVA-2 TRUST

                                By:/s/ Enrico D. Reyes

                                   Enrico D. Reyes
                                   Vice President