Form 10-K
period 2000-12-31
CALLABLE ZERO COUPON TRUST CERT SERIES 1997 TVA 2
filed 2001-03-20
CIK 1059487

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                   Commission file number:
  December 31, 2000                                           033-73438-11


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

The Bank of New York, as Trustee
100 Church Street, Floor 14
New York, New York                                              10286
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (212) 437-3691

Securities registered pursuant to Section 12(b) of the Act: None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_.

               Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2000: Not Applicable.

               Number of shares of common stock outstanding as of December 31, 2000: Not Applicable.

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

Date: March 13, 2001


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