Form 10-K
CALLABLE ZERO COUPON TRUST CERT SERIES 1997 TVA 2
filed 2002-01-11
CIK 1059487

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                               Commission file number:
  December 31, 2001                                     033-73438-11


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

I.R.S. Employer Identification Number: 13-7135093

The Bank of New York, as Trustee
5 PENN PLAZA , Floor 13
New York, New York                                          10001
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (212) 896-7109

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

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2001: Not Applicable.

         Number of shares of common stock outstanding as of December 31, 2001:
Not Applicable.

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

Date: January 10, 2002



                                      THE BANK OF NEW YORK AS TRUSTEE,
                                      FOR CALLABLE ZERO COUPON TRUST
                                      CERTIFICATES SERIES 1997-TVA-2 TRUST



                                      By:/s/ Kevin Cremin
                                         ---------------------------------
                                         Kevin Cremin
                                         Vice President